Form 10-K
period 1997-12-31
FINGERHUT MASTER TRUST
filed 1998-03-20
CIK 921752

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                    ____________________

                          FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       33-77780
December 26, 1997               Commission file number
____________________

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

Floating Rate Accounts Receivable Certificates, Series 1994-
1, Class A
Floating Rate Accounts Receivable Certificates, Series 1994-
1, Class B

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                      TABLE OF CONTENTS

PART I
                                                              Page

Item 1. Business                                                 3

Item 2. Properties                                               3

Item 3. Legal Proceedings                                        3

Item 4. Submission of Matters to a Vote of Security Holders      3

PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters                                      3

Item 6. Selected Financial Data                                  4

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      4

Item 8. Financial Statements and Supplementary Data              4

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                      4

PART III

Item 10. Directors and Executive Officers of the Registrant      4

Item 11. Executive Compensation                                  4

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                   4

Item 13. Certain Relationships and Related Transactions          5

PART IV

Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K                                 5

Signatures                                                       5

PART I

Item 1.   Business

          The Fingerhut Master Trust (the "Trust" or the "Registrant") was originated by Fingerhut Receivables, Inc. (the "Transferor"), as Transferor under the Amended and Restated Pooling and Servicing Agreement dated as of January 12, 1997, (the P&S Agreement") by and among the Transferor, Fingerhut National Bank, as servicer (the "Servicer") and Bank of New York (Delaware), as trustee. The Series 1994-1 Supplement dated as of June 29, 1994 to the P&S Agreement provided for the issuance of the Floating Rate Accounts Receivable Certificates, Series 1994-1 (the "Certificates"). The Certificates represented interests in the Trust only and did not represent interests in or obligations of Fingerhut Receivables, Inc., Fingerhut National Bank, Fingerhut Corporation or any affiliate thereof. The final payment on the Certificates was made on February 20, 1998.


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

          Not applicable.

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

          None

Item 13.  Certain Relationships and Related Transactions

          Not applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

     (a)  1.   Annual Servicer's Certificate dated March 19,
               1998.

          2.   Supplementary Fingerhut Master Trust Data.

     (b) Reports on Form 8-K were filed during the fourth fiscal quarter of 1997 on October 20, November 24 and December 22.

     (c)  Not applicable.

     (d)  Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March, 1998.

                              FINGERHUT MASTER TRUST
                              (Registrant)


                              By:  /s/James M. Wehmann
                                   James M. Wehmann
                                   President
                                   Fingerhut Receivables,
                                   Inc.,
                                   as Transferor

                      INDEX TO EXHIBITS


Exhibit            Description of                 Sequential Page
Number             Exhibit                        Number

20(a)              Annual Servicer's Certificate

20(b)              Supplementary Master Trust
                   Data