Form 10-K
period 1998-12-25
FINGERHUT MASTER TRUST; FINGERHUT RECEIVABLES INC
filed 1999-03-26
CIK 921752, 921751

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                    ____________________

                          FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       333-45599 and 333-45611
December 25, 1998               Commission file numbers
____________________

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

Securities registered pursuant to Section 12(g) of the Act:
None

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      TABLE OF CONTENTS

PART I
                                                        Page

Item 1. Business                                           3

Item 2. Properties                                         3

Item 3. Legal Proceedings                                  3

Item 4. Submission of Matters to a Vote of
        Security Holders                                   3

PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters                        3

Item 6. Selected Financial Data                            3

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations      4

Item 8. Financial Statements and Supplementary Data        4

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                4

PART III

Item 10.Directors and Executive Officers of the Registrant 4

Item 11. Executive Compensation                            4

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                             4

Item 13. Certain Relationships and Related Transactions    4

PART IV

Item 14. Exhibits, Financial Statement Schedules           4
         and Reports on Form 8-K

Signatures                                                 5

PART I

Item 1.  Business

          The Fingerhut Master Trust (the "Trust" or the "Registrant") was originated by Fingerhut Receivables, Inc. (the "Transferor"), as Transferor under the Amended and Restated Pooling and Servicing Agreement dated as of March 18, 1998, (the P&S Agreement") by and among the Transferor, Fingerhut National Bank, as servicer (the "Servicer") and Bank of New York (Delaware), as trustee. The Series 1998-1 Supplement and the Series 1998-2 Supplement both dated as of April 28, 1998 to the P&S Agreement provided for the issuance of the Fixed Rate Accounts Receivable
     Certificates, Series 1998-1 and Series 1998-2 (the "Certificates"). The Certificates represented interests in the Trust only and did not represent interests in or obligations of Fingerhut Receivables, Inc., Fingerhut National Bank, Fingerhut Corporation or any affiliate thereof. The final payment on the Series 1994-1 Certificates was made on February 20, 1998.


Item 2.   Properties

          The Trust's sole asset is a pool of closed-end and revolving consumer accounts receivable originated by Fingerhut Corporation, Fingerhut National Bank and certain affiliates.

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

          None.

Item 13.  Certain Relationships and Related Transactions

          Not applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

     (a)  1.   Annual Servicer's Certificate dated March 18,
               1999.

          2.   Supplementary Fingerhut Master Trust Data.

     (b) Reports on Form 8-K were filed during the fourth fiscal quarter of 1998 on October 14, November 16 and December 14.

     (c)  Not applicable.

     (d)  Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23th day of March, 1999.

                              FINGERHUT MASTER TRUST
                              (Registrant)


                              By:  /s/ Brian M. Szames
                                   Brian M. Szames
                                   President
                                   Fingerhut Receivables, Inc.,
                                   as Transferor



                      INDEX TO EXHIBITS


Exhibit       Description of                 Sequential Page
Number        Exhibit                        Number

20(a)         Annual Servicer's Certificate

20(b)         Supplementary Master Trust
              Data