Form 10-K
FINGERHUT MASTER TRUST; FINGERHUT RECEIVABLES INC
filed 2000-04-28
CIK 921752, 921751

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                    ____________________

                          FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       333-45599 and 333-45611
January 28, 2000                Commission file numbers
____________________

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





                      TABLE OF CONTENTS

PART I
                                                              Page

Item 1. Business                                                 3

Item 2. Properties                                               3

Item 3. Legal Proceedings                                        3

Item 4.  Submission of Matters to a Vote of Security Holders     3

PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters                              3

Item 6. Selected Financial Data                                  3

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      4

Item 8. Financial Statements and Supplementary Data              4

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                      4

PART III

Item 10. Directors and Executive Officers of the Registrant      4

Item 11. Executive Compensation                                  4

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                   4

Item 13. Certain Relationships and Related Transactions          4

PART IV

Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K                                 4

Signatures                                                       5

PART I

Item 1.   Business

          The Fingerhut Master Trust (the "Trust" or the "Registrant") was originated by Fingerhut Receivables, Inc. (the "Transferor"), as Transferor under the Amended and Restated Pooling and Servicing Agreement dated as of March 18, 1998, (the "P&S Agreement") by and among the Transferor, Axsys National Bank (formerly known as Fingerhut National Bank), as servicer (the "Servicer") and Bank of New York (Delaware), as trustee. The Series 1998-1 Supplement and the Series 1998-2 Supplement both dated as of April 28, 1998 to the P&S Agreement provided for the issuance of the Fixed Rate Accounts Receivable Certificates, Series 1998-1 and Series 1998-2 (the "Certificates"). The Certificates represented interests in the Trust only and did not represent interests in or obligations of Fingerhut Receivables, Inc., Axsys National Bank, Fingerhut Corporation or any affiliate thereof.


Item 2.   Properties

          The Trust's sole asset is a pool of closed-end and revolving consumer accounts receivable originated by Fingerhut Corporation, Axsys National Bank and certain affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

          None.

Item 13.  Certain Relationships and Related Transactions

          Not applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

     (a)  1.   Annual Servicer's Certificate dated April 27,
               2000.

          2.   Supplementary Fingerhut Master Trust Data.

     (b) Each month the Company files a Current Report on Form 8-K which includes, as an exhibit, a copy of the settlement statement relating to the preceding monthly period required under the P&S Agreement to be delivered to the Trustee.

     (c)  Not applicable.

     (d)  Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of April, 2000.

                              FINGERHUT MASTER TRUST
                              (Registrant)


                              By:  /s/Thomas W. Spence, Jr.
                                   Thomas W. Spence, Jr.
                                   Corporate Controller
                                   Fingerhut Receivables Inc.,
                                   as Transferor



                      INDEX TO EXHIBITS


Exhibit       Description of                 Sequential Page
Number        Exhibit                        Number

20(a)         Annual Servicer's Certificate

20(b)         Supplementary Master Trust Data